Form 10-K
period 2013-12-31
Kaeland Resources Corp
filed 2014-04-15
CIK 1560021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO________________.

KAELAND RESOURCES CORPORATION

(Name of small business issuer in its charter)

NEVADA	46-1009839
(State of or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

4755 Caughlin Parkway, Suite A

Reno, Nevada 89519

(Address of Principal Executive Office)

(775) 827-2312

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

☐   Yes          ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act       ☐   Yes          ☒   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒   Yes          ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 if Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files)

☒   Yes          ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting Company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).

☒   Yes          ☐   No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2013, based on the closing price of $nil is $nil

Number of shares outstanding of the registrant’s common stock, $0.001 par value, outstanding on April 7, 2014: 30,000,000.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐   Yes          ☐   No

Documents Incorporated by Reference: NONE

FORWARD LOOKING STATEMENTS

There are statements in this registration statement that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Registration Statement carefully, especially the risks discussed under the section entitled “Risk Factors.” Although management believes that the assumptions underlying the forward looking statements included in this Registration Statement are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Registration Statement will in fact transpire. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART I

Item 1. Business.

Business Development

Kaeland Resources Corporation (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Nevada on September 24, 2012. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. The Company selected December 31 as its fiscal year end.

Business of Issuer

The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully completed a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The potential benefits to Kaeland’s investors of investigating, and if warranted, completing the acquisition of a target company or business include an equity stake in the combined entity after the transaction. For example, if the Company completes a share exchange with an operating company or acquires an operating company through a reverse merger, then it is anticipated that Kaeland would own a stake in that operating company after completion of the transaction and investors in Kaeland would indirectly own a stake in the operating company. It is also possible that the Company or its equity holders could receive cash in connection with a potential transaction.

The analysis of new business opportunities will be undertaken by or under the supervision of Marty Weigel, CPA, our President, Treasurer, Principal Financial Officer, Principal Executive Officer and Director. Mr. Weigel’s experience in identifying and conducting reverse mergers and other transactions has been gained through his involvement, over the last ten years, as independent auditor, consultant, and founder to a wide array of companies entering into similar transactions. The Company believes the contacts obtained along with the experience in analyzing and accounting for these types of transactions is significantly beneficial in identifying potential acquisition targets.

The Company has limited financial resources with which to pursue its stated objectives. In addition, Mr. Weigel has only a limited amount of time to devote to seeking a target company with which to complete a transaction. These financial and time limitations may adversely impact the Company’s ability to identify a suitable acquisition candidate.

As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidates regarding business opportunities for the Company. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

(a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c) Strength and diversity of management, either in place or scheduled for recruitment;

(d) Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e) The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

(f) The extent to which the business opportunity can be advanced;

(g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h) Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of its common stock, par value $0.001 per share (the “Common Stock”) or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

The stockholders of the Registrant will likely not have control of a majority of the voting securities of the Registrant following a reorganization transaction. As part of such a transaction, the Registrant's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our officer and director is engaged in outside business activities and anticipates that he will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors.

An investment in the Company is highly speculative in nature and involves a high degree of risk.

Risks Related to our Business

There may be conflicts of interest between our management and the non-management stockholders of the Company.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the stockholders of the Company. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders.

In addition, our management may become involved with other blank check companies, and in the pursuit of business combinations, conflicts with such other blank check companies with which it may, in the future, become affiliated may arise. If we and the other blank check companies that our management may become affiliated with desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction. Management is not currently seeking, nor is there any plan or arrangement for any member of management to become involved in another blank check company.

We have a limited operating history.

We have a limited operating history and no revenues or earnings from operations since inception, and there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company. This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by us, or ever.

We have incurred and may continue to incur losses.

Since September 24, 2012 (inception) to December 31, 2013, we have incurred a net loss of $4,783. We expect that we will incur losses at least until we complete a business combination and perhaps after such a combination as well. There is a risk that we will never become profitable.

We face a number of risks associated with potential acquisitions.

We intend to use reasonable efforts to complete a merger or other business combination with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities, which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative, and there is a consequent risk of loss of an investment in the Company. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we may not be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to the Company's affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The Company might not successfully consummate a business combination.

Despite our plans and efforts, we might not successfully identify and evaluate suitable business opportunities. Management has not to date identified any particular industry or specific business within an industry for evaluation. Even if a suitable business opportunity is identified, we may be unable to negotiate a business combination on favorable terms or conclude the business combination.

Our business is difficult to evaluate because we have no operating history.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. There is a risk that we will be unable to identify a suitable business opportunity and consummate a business combination.

We are a development stage company, and our future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

We were incorporated in September 2012 and are considered to be in the development stage. The nature of our operations is highly speculative, and there is a consequent risk of loss of any investment in the Company. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we may not be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. Management has not identified any particular industry or specific business within an industry for evaluation. There is a risk that we will be unable to identify, negotiate on favorable terms and complete a business combination. Consequently, there is a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business may have no revenue unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenue, and conduct no operations. We may not realize any revenue unless and until we successfully merge with or acquire an operating business.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has not conducted market research concerning prospective business opportunities, nor have others made the results of such market research available to the Company. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. We may be unable to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since it is likely that we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our Common Stock. There is a risk that brokerage firms may not want to conduct any secondary offerings on behalf of our post-merger company, or make a market for our stock in the future.

Following a business combination with an operating business, it is unlikely that our Common Stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of Common Stock on NASDAQ or the American Stock Exchange. However, it is likely that following such a transaction, we will not meet the initial listing standards of either of those or any other stock exchange; or if we do meet them initially, there is a risk that we may be unable to maintain a listing of the Common Stock on either of those or any other stock exchange. After completing a business combination, until our Common Stock is listed on the NASDAQ or another stock exchange, we expect that our Common Stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our Common Stock. We have not engaged any broker to act as a market maker in our stock.

Risks Related to our Stockholders and Shares of Common Stock

Our stockholders may have a minority interest in the Company following a business combination.

If we enter into a business combination with a company with a value in excess of the value of our Company, and issue shares of our Common Stock to the stockholders of such company as consideration for merging with us, our stockholders will likely own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors (the “Board of Directors”) and control our Company.

There is currently no trading market for our Common Stock, and liquidity of shares of our Common Stock is limited.

Shares of our Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for the Common Stock.  Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files and obtains effectiveness of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”).  Therefore, outstanding shares of Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.  Shares of Common Stock cannot be sold under the exemption from registration provided by Section 4(1) of the Securities Act in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000 (the “Wulff Letter”). The Wulff Letter provides that certain private transfers of the shares of common stock issued by a blank check company may be prohibited without registration under federal securities laws.  Further, stockholders may rely on the exemption from registration provided by Rule 144 of the Securities Act (“Rule 144”), subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the Company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter, and only if the Company has been current in all of its periodic SEC filings for the 12 months preceding the contemplated sale of stock. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

Since our shares of Common Stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale of such shares of Common Stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, subsequent events may preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

In addition, the SEC has disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities if the issuer’s securities are listed on the Over-the-Counter Bulletin Board or on the OTC Pink Sheets. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer.

It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. SEC staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have few or no tradable shares of Common Stock, it is unclear as to how many, if any, shares of Common Stock the SEC will permit us to register for resale, but SEC staff members have at times indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of Common Stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in our Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allowing the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

We are controlled by our management.

Management and affiliates of our management currently beneficially own and vote 100% of all the issued and outstanding Common Stock of the Company. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

•	Election of our board of directors (the “Board of Directors”);
•	Removal of directors;
•	Amendment to the Company’s Articles of Incorporation or Bylaws; and
•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders have complete control over our affairs. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the Common Stock.

We have never paid dividends on our Common Stock.

We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company expects to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Articles of Incorporation authorizes the issuance of a maximum of 75,000,000 shares of stock, consisting of 70,000,000 shares of Common Stock, par value $0.001 (the “Common Stock”), and 5,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”). Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our then existing stockholders. In addition, our Board of Directors has the sole discretion and power to set the designation, rights and preferences on any shares of Preferred Stock to be issued, which could have the effect of diluting or otherwise impacting the rights of holders of Common Stock. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

Our stockholders may engage in a transaction to cause the Company to repurchase its shares of Common Stock.

In order to provide an interest in the Company to third parties, our stockholders may choose to cause the Company to sell Company securities to one or more third parties, with the proceeds of such sale(s) being utilized by the Company to repurchase shares of Common Stock held by it. As a result of such transaction(s), our management, stockholder(s) and Board of Directors may change.

We may issue Preferred Stock.

Our Articles of Incorporation authorizes the issuance of up to 5,000,000 shares of Preferred Stock, with designations, rights and preferences determined from time to time by the Board of Directors, in its sole discretion. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company, which is sometimes referred to in corporate parlance as a “poison pill”. Although we have no present intention to issue any shares of our authorized Preferred Stock, there is a possibility that the Company will do so in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

There are presently no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information.

The Common Stock is not trading on any stock exchange. There is no established public trading market for the Company’s common stock. Further, there has been no market activity since inception through December 31, 2013 and through the date of this report.

(b) Holders.

As of April 7, 2014, there were 3 record holders of an aggregate of 30,000,000 shares of the Common Stock issued and outstanding.

(c) Dividends.

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

(d) Securities Authorized for Issuance under Equity Compensation Plans.

None.

(e) Issuer Purchases of Equity Securities

There have been no sales of unregistered securities that have not been previously disclosed.

No securities have been issued for services. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts to be loaned by or invested in us by our stockholders, management or other investors. Our management and current investors have expressed willingness to loan or invest further capital in the Company if needed for the Company to conduct its operations during the next 12 months. In addition, our management’s familiarity with the reports required to be filed under the Exchange Act helps the Company prepare and review those reports efficiently. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing, through a reverse merger or other business combination transaction, and/or related party advances; however there is no assurance of additional funding being available.

We are currently unable to estimate our ability to continue as a going concern beyond twelve months. Additionally, there are no firm future funding commitments by stockholders, management, or other third party investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our management has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to affect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operations

Net Revenue

The net revenues for the period from September 24, 2012 (inception) to December 31, 2013 were $0. No net revenue was due to our inactive operational state while seeking for acquisition candidates.

Operating Expenses

The operating expenses for the period from September 24, 2012 (inception) to December 31, 2013 were $4,783. The operating expenses were primarily attributed to the legal cost related to the entity formation, SEC filings and stock-based compensation.

Net Loss

As a result of the above, the net operating loss for the year ended December 31, 2013 was $3,453. The net operating loss was primarily attributed to the professional fees and general and administrative expense.

Liquidity and Capital Resources

We incurred a net loss of $3,453 and negative cash flows from operations of $ 3,603 for the year ended December 31, 2013.

Cash Flows

Operating activities. We do not currently engage in any business activities that provide cash flow. We currently have no source of revenue to cover our costs. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will limit all operational activities to searching and consummating a business combination. We will offer non-cash consideration and seek equity lines as the sole method of financing for the near term.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Under the scaled disclosure requirements applicable to smaller reporting companies (as defined in Item 10(f)(1) of Regulation S-K), we are not required to report quantitative and qualitative disclosures about market risk specified in Item 305 of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

We set forth below a list of our audited financial statements included in this Annual Report on Form 10-K.

Statement	Page*

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2013 and 2012	F-2

Statements of Operations for the Year ended December 31, 2013 and the period from September 24, 2012 (date of inception) to December 31, 2012; and the period from September 24, 2012 (Inception) through December 31, 2013	F-3

Statements of Changes in Stockholders’ Equity as of December 31, 2013 and for the Period from September 24, 2012 (Date of Inception) to December 31, 2013	F-4

Statements of Cash Flows for the Year Ended December 31, 2013 and for the Period from September 24, 2012 (Date of Inception) to December 31, 2012; and the period from September 24, 2012 (Inception) through December 31, 2013

F-5

Notes to Financial Statements	F-6

*Page F-1 follows page 18 to this Annual Report on Form 10-K.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between the Registrant and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of our Principal Executive Officer (who is also our Principal Financial Officer), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer (who is also our Principal Financial Officer), to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer (who is also our Principal Financial Officer) concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company in accordance with and as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized transactions.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (1992) in conjunction with Securities and Exchange Commission Release No. 33-8820 entitled "Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission". We believe that internal control over financial reporting is not effective as of December 31, 2013 due to the lack of segregation of duties.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ending December 31, 2013, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Identification of Directors and Executive Officers.

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position

Marty Weigel	39	President, Treasurer, Principal Financial Officer, Principal Executive Officer and Director

Marty Weigel, CPA, In September 2011 Mr. Weigel founded and currently serves as the President of Ingenium Accounting Associates, a PCAOB and CPAB (Canada) registered accounting Firm providing accounting and auditing services to small publicly traded companies. Prior to launching Ingenium, Mr. Weigel served as an assurance partner with the accounting firm Mark Bailey & Company, Ltd. which he joined in 2004. In his accounting Firm roles Mr. Weigel focuses on providing accounting and attestation services for both publicly and privately held companies in a wide range of industries.  Mr. Weigel began his career as a Financial Advisor with Morgan Stanley Dean Witter in late 1998 until he joined the public accounting firm Thomas Havey, LLP in 2000. From 2000-2002 Mr. Weigel held staff accounting positions in the San Ramon, California office of the regional public accounting firm Thomas Havey, LLP. From 2002-2004 Mr. Weigel held staff and senior accountant positions in the Reno office of the regional public accounting firm Kafoury, Armstrong & Company. Mr. Weigel is a licensed Certified Public Accountant in the State of Nevada and holds a Bachelor of Science degree from the University of Nevada.

Mr. Weigel’s experience in identifying and conducting reverse mergers and other transactions has been gained principally through his involvement as an independent auditor and consultant to a wide array of companies entering into similar transactions. Mr. Weigel served as a director of Shang Hide Consultants, Ltd. from May 5, 2010 to December 27, 2011. The Company believes the contacts obtained along with the experience in analyzing and accounting for these transactions is significantly beneficial.

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

(b)  Significant Employees.

None.

(c)  Family Relationships.

None.

(d)  Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Registrant during the past ten years.

Item 11. Executive Compensation.

The Company's officer and director has not received any cash or other remuneration since inception. He will not receive any remuneration until the consummation of an acquisition. No remuneration of any nature has been paid for on account for services rendered by a director in such capacity. Our officer and director intends to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be disclosed.

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 7, 2014, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of Common Stock of the Company.

	Amount and Nature of	Percentage
Name and Address	Beneficial Ownership	of Class

Marty Weigel (1)	10,000,000	33.34%
4755 Caughlin Parkway, Suite A
Reno, Nevada 89519

Scott Reams	10,000,000	33.33%
4755 Caughlin Parkway, Suite A
Reno, Nevada 89519

Lance McKinlay	10,000,000	33.33%
4755 Caughlin Parkway, Suite A
Reno, NV 89519

(1)	Marty Weigel serves as President, Treasurer, Principal Financial Officer, Principal Executive Officer and a director of the Company.

Securities Authorized for Issuance under Equity Compensation Plans.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None of the Company’s officers or directors had a promoter at any time during the past five fiscal years.

Item 14. Principal Accounting Fees and Services

The Company’s Board of Directors pre-approved all audit and non-audit services provided to us and during the periods listed below. The Company’s Board approves discrete projects on a case-by-case basis that may have a material effect on our operations and also considers whether proposed services are compatible with the independence of the public accountants.

The following table presents fees for professional services rendered by our auditors for the calendar years 2013 and from September 24, 2012 (date of inception) to December 31, 2012:

Services Performed	2013		2012
Audit Fees		$4,160		$750
Audit-Related Fees	$		$
Tax Fees	$		$
All Other Fees	$		$
Total Fees	$		$

Item 15. Financial Statements and Exhibits.

(a) Financial Statements.

The financial statements included in this Annual Report on Form 10-K are listed in Item 8 and commence following page 18.

(b) Exhibits.

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10 filed September 18, 2013)
3.2	By-Laws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form 10 filed September 18, 2013)
10.1	Form of Common Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 10 filed September 18, 2013)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

_______________

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2014	KAELAND RESOURCES CORPORATION

	By:	/s/ Marty Weigel
Marty Weigel
President, Treasurer and Director
Principal Executive Officer
Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Kaeland Resources Corporation

Reno, NV

We have audited the accompanying balance sheets of Kaeland Resources Corporation (a development stage company) as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2013, the period from September 24, 2012 (inception) to December 31, 2012, and the period from September 24, 2012 (inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kaeland Resources Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the year ended December 31, 2013, the period from September 24, 2012 (inception) to December 31, 2012, and the period from September 24, 2012 (inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern as indicated in Note 5. The Company has had no revenues and an accumulated deficit of $4,783 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in the Note 5, which includes the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, California

April 11, 2014

F-1

KAELAND RESOURCES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS

Current Assets
Cash	$21,884	$18,820
Total assets	$21,884	$18,820

LIABILITIES

Accounts payable	$–	$150

STOCKHOLDERS' EQUITY

Stockholders' Equity
Preferred stock: 5,000,000 shares authorized ($0.001 par value) none issued and outstanding	–	–
Common stock, $0.001 par value, 70,000,000 shares authorized and 30,000,000 shares issued and outstanding at December 31, 2013 and 2012	30,000	30,000
Subscriptions receivable	(3,333)	(10,000)
Deficit accumulated during development stage	(4,783)	(1,330)

Total stockholders' equity	21,884	18,670

Total liabilities and stockholders' equity	$21,884	$18,820

The accompanying notes are an integral part of these financial statements

F-2

KAELAND RESOURCE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Year Ended December 31,	Period From September 24, 2012 to December 31,	From Inception on September 24, 2012 to December 31,
	2013	2012	2013

Net revenue	$–	$–	$–

Expenses
Professional fees	1,500	900	2,400
General and administrative	1,953	430	2,383

Net loss	$(3,453)	$(1,330)	$(4,783)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding- basic and diluted	30,000,000	11,428,511

The accompanying notes are an integral part of these financial statements

F-3

KAELAND RESOURCES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Subscriptions	Accumulated	Total Stockholders'
	Number	Amount	Receivable	Deficit	Equity

Balance September 24, 2012 (Inception)	–	$–	$–	$–	$–

Common stock issued at par value	30,000,000	30,000	(10,000)		20,000

Net loss				(1,330)	(1,330)

Balance December 31, 2012	30,000,000	$30,000	$(10,000)	$(1,330)	$18,670

Subscription received			6,667		6,667

Net loss				(3,453)	(3,453)

Balance December 31, 2013	30,000,000	$30,000	$(3,333)	$(4,783)	$21,884

The accompanying notes are an integral part of these financial statements

F-4

KAELAND RESOURCES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	From Inception on September 24, 2012 to December 31,	From Inception on September 24, 2012 to December 31,
	2013	2012	2013

Operating Activities
Net loss	$(3,453)	$(1,330)	$(4,783)
Adjustments to reconcile net loss to cash used in operating activities:
Decrease in accounts payable	(150)	150	–

Net cash used in operating activities	$(3,603)	$(1,180)	$(4,783)

Financing Activities
Proceeds from issuance of common stock	6,667	20,000	26,667
Net cash provided by financing activities	6,667	20,000	26,667

Net increase in cash	3,064	18,820	21,884

Cash at beginning of period	18,820	–	–

Cash at end of period	$21,884	$18,820	$21,884

Supplemental Information and non cash transactions

Cash paid for interest	$–	$–	$–

Cash paid for income taxes	$–	$–	$–

The accompanying notes are an integral part of these financial statements

F-5

KAELAND RESOURCES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization

Kaeland Resources Corporation (Company) was organized under the laws of the State of Nevada in September 24, 2012. The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.

The Company is in the development stage as defined under Financial Accounting Standards Board (“ FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities.” Since inception September 24, 2012, the Company has not generated any revenue and has accumulated losses of $4,783.

Note 2 – Summary of Significant Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

Use of Estimates

Management makes estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could vary from these estimates.

Cash and Cash Equivalents

The Company maintains its cash at a federally insured financial institution. Cash equivalents with maturity dates less than 90 days from the date of origination are considered to be cash equivalents for all financial reporting purposes. The Company currently has no cash equivalents.

Income Tax

The Company account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company expects to have a material impact on the financial position, results of operations, or cash flows.

F-6

Note 3 – Equity

In September 2012 the Company issued 10,000,000 shares of common stock at par value for cash totaling $10,000.

In December 2012 the Company issued 20,000,000 shares of common stock at par value for cash totaling $10,000 and a subscription receivable of $10,000. In January 2014 and 2013 the Company received $6,667 and $3,333, respectively, of the subscription receivable.

As of December 31, 2013, 30,000,000 shares of common stock and no shares of preferred stock were issued and outstanding, respectively.

Note 4 – Income Tax

As of December 31, 2013 the Company has net operating loss carry forward of $4,783 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

As a result of the implementation of certain provisions of ASC 740 the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered to be a material uncertainty. Therefore, there was no provision for uncertain tax positions for the periods from inception on September 24, 2012 to December 31, 2013. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.

Note 5 – Going Concern

The Company is in the development stage and has no revenues or profits since its inception on September 24,2012. As of December 31, 2013, the Company has an accumulated deficit of $4,783. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations.

There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

F-7