Form 10-Q
period 2014-03-31
Kaeland Resources Corp
filed 2014-05-16
CIK 1560021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

KAELAND RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	46-1009839
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4755 Caughlin Parkway, Suite A

Reno, NV 89519

(Address of principal executive offices)

(775) 827-2312

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

N/A  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☐

Non-accelerated filer  ☐      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

 The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at May 16, 2014 was 30,000,000

Statement Regarding Forward-Looking Statements

Certain statements contained in this report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements include statements about matters such as: future prices and sales of, and demand for, our products; future industry market conditions; future changes in our activities, future exploration, production, operating and overhead costs; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; nature and timing of restructuring charges and the impact thereof; productivity, business process, rationalization, investment, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; environmental compliance and changes in the regulatory environment; and future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth.

[The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so.] These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.  Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and the following: current global economic and capital market uncertainties; potential dilution to our stockholders from our recapitalization and balance sheet restructuring activities; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays, business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to list our securities on any securities exchange or market; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KAELAND RESOURCES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS
	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
Current Assets
Cash	$22,617	$21,884

Total assets	$22,617	$21,884

LIABILITIES

STOCKHOLDERS' EQUITY

Stockholders' Equity
Preferred stock: 5,000,000 shares authorized ($0.001 par value) none issued and outstanding	–	–
Common stock, $0.001 par value, 70,000,000 shares authorized and 30,000,000 shares issued and outstanding	30,000	30,000
Subscriptions receivable	–	(3,333)
Deficit accumulated during development stage	(7,383)	(4,783)

Total stockholders' equity	22,617	21,884

Total liabilities and stockholders' equity	$22,617	$21,884

The accompanying notes are an integral part of these unaudited condensed financial statements.

KAELAND RESOURCES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			From Inception on
	For the Three Months Ended		September 24, 2012 to
	March 31,	March 31,	March 31,
	2014	2013	2014

Net revenue	$–	$–	$–

Expenses
Professional fees	2,600	–	5,000
General and administrative	–	63	2,383

Net loss	$(2,600)	$(63)	$(7,383)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding- basic and diluted	30,000,000	30,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

KAELAND RESOURCES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			From Inception on
	For the Three Months Ended		September 24, 2012 to
	March 31,	March 31,	March 31,
	2014	2013	2014

Operating Activities
Net loss	$(2,600)	$(63)	$(7,383)
Adjustments to reconcile net loss to cash used in operating activities:
Change in accounts payable	–	(87)	–

Net cash used in operating activities	$(2,600)	$(150)	$(7,383)

Financing Activities

Proceeds from issuance of common stock	3,333	6,667	30,000

Net cash provided by financing activities	3,333	6,667	30,000

Net increase in cash	733	6,517	22,617

Cash at beginning of period	21,884	18,820	–

Cash at end of period	$22,617	$25,337	$22,617

Supplemental Information and non cash transactions

Cash paid for interest	$–	$–	$–

Cash paid for income taxes	$–	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

KAELAND RESOURCES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

1. Interim Financial Statements

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

The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities.” Since inception on September 24, 2012, the Company has not generated any revenue and has accumulated losses of $7,383.

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. See Note 2.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenditures during the reported periods. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. The Company did not have any cash equivalents at March 31, 2014 and December 31, 2013.

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements through the date of this report that the Company believes will have a material impact on the financial position, results of operations, or cash flows.

2. Going Concern

The Company is in the development stage and has no revenues or profits since its inception on September 24, 2012. As of March 31, 2014, the Company has an accumulated deficit of $7,383. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders and the ability of the Company to obtain necessary equity financing to continue operations.

There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

3. Equity

In September 2012 the Company issued 10,000,000 shares of common stock at par value for cash totaling $10,000.

In December 2012 the Company issued 20,000,000 shares of common stock at par value for cash totaling $10,000 and a subscription receivable of $10,000. In January 2014 and 2013 the Company received $3,333 and $6,667, respectively, of the subscription receivable.

As of March 31, 2014, 30,000,000 common shares were issued and outstanding and there is no preferred stock issued and outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the results of operations and financial condition of the Company as of and for the three months ended March 31, 2014, as well as our future results. It should be read in conjunction with the condensed financial statements and accompanying notes also included in this 10-Q and our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2013.

Overview

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

Results of Operations

During the three months ended March 31, 2014 we incurred total operating expenses of $2,600 paid to the Company’s auditor for the audit of our financial statements for the fiscal year ended December 31, 2013. We did not incur any audit fees during the quarter ended March 31, 2013. We expect our operating expenses to remain at their current levels or decline on a period to period basis over the next twelve months unless we are successful at entering into a strategic business combination.

Liquidity and Capital Resources

During the three month ended March 31, 2014 the Company used cash in operations for the audit of its financial statements for the year ended December 31, 2013.

During the three months ended March 31, 2014 we received the remaining subscription receivable for the issuance of common stock classified in financing activities.

We expect to meet our on-going obligations at their current levels, as necessary, through funding arrangements with our current stockholders, however, there are no guarantees these related parties will continue to make advances, nor is there any contractual obligation for them to do so.

Critical Accounting Policies And Estimates

There have not been any material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off- Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer (who also serves as our Principal Accounting Officer), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective.

B.  Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15 occurred during the fiscal quarter ended March 31, 2014, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)     The following documents are filed as part of this Report:

(2) Exhibits filed as part of this Report:

Exhibit Number	Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAELAND RESOURCES CORPORATION
(Registrant)

Date: May 16, 2014	By:	/s/ Marty Weigel
Name: Marty Weigel
Title: Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2014, furnished in XBRL (eXtensible Business Reporting Language)).

