Form 10-Q
period 2014-06-30
Kaeland Resources Corp
filed 2014-08-13
CIK 1560021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at August 11, 2014 was 30,000,000.

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

The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so.] These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.  Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and the following: current global economic and capital market uncertainties; potential dilution to our stockholders from our recapitalization and balance sheet restructuring activities; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays, business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to list our securities on any securities exchange or market; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KAELAND RESOURCES CORPORATION

CONDENSED BALANCE SHEET

ASSETS
	June 30, 2014	December 31, 2013
	(unaudited)
Current Assets
Cash	$20,569	$21,884

Total assets	$20,569	$21,884

LIABILITIES

Accounts payable	$568	$–

STOCKHOLDERS' EQUITY

Stockholders' Equity
Preferred stock: 5,000,000 shares authorized ($0.001 par value) none issued and outstanding	–	–
Common stock, $0.001 par value, 70,000,000 shares authorized and 30,000,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	30,000	30,000
Subscriptions receivable	–	(3,333)
Accumulated deficit	(9,999)	(4,783)

Total stockholders' equity	20,001	21,884

Total liabilities and stockholders' equity	$20,569	$21,884

The accompanying notes are an integral part of these condensed financial statements

KAELAND RESOURCES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Net revenue	$–	$–	$–	$–

Expenses
General and administrative	2,616	–	5,216	63

Net loss	$(2,616)	$–	$(5,216)	$(63)

Loss per share - basic and diluted	$(0.00)	$–	$(0.00)	$(0.00)

Weighted average shares outstanding- basic and diluted	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of these condensed financial statements

KAELAND RESOURCES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2014	2013

Cash Flows From Operating Activities
Net loss	$(5,216)	$(63)
Adjustments to reconcile net loss to cash used in operating activities:
Change in accounts payable	568	(87)

Net cash used in operating activities	$(4,648)	$(150)

Cash Flows from Financing Activities

Proceeds from issuance of common stock	3,333	6,667

Net cash provided by financing activities	3,333	6,667

Net increase (decrease) in cash	(1,315)	6,517

Cash at beginning of period	21,884	18,820

Cash at end of period	$20,569	$25,337

Supplemental Information and non cash transactions

Cash paid for interest	$–	$–

Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these condensed financial statements

KAELAND RESOURCES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

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

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. The Company did not have any cash equivalents at June 30, 2014 and December 31, 2013.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

There have been no recently issued accounting pronouncements through the date of this report that the Company believes will have a material impact on the financial position, results of operations, or cash flows.

2. Going Concern

The Company has no revenues or profits since its inception on September 24, 2012. As of June 30, 2014, the Company has an accumulated deficit of $9,999. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the results of operations and financial condition of the Company as of and for the three and six months ended June 30, 2014, as well as our future results. It should be read in conjunction with the condensed financial statements and accompanying notes also included in this 10-Q and our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2013.

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

Results of Operations

During the three and months ended June 30, 2014 we incurred total operating expenses of $2,616 and $5,216, respectively, primarily consisting of fees incurred for the audit of our financial statements for the fiscal year ended December 31, 2013 and the review of the subsequent interim periods. We incurred $63 in administrative fees during the six months ended June 30, 2013. We expect our operating expenses to remain at their current levels or decline on a period to period basis over the next twelve months unless we are successful at entering into a strategic business combination.

Liquidity and Capital Resources

During the six months ended June 30, 2014 the Company used cash in operations for the audit of its financial statements for the year ended December 31, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer (who also serves as our Principal Accounting Officer), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective.

B.  Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15 occurred during the fiscal quarter ended June 30, 2014, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

KAELAND RESOURCES CORPORATION
(Registrant)

Date: August 13, 2014	By:	/s/ Marty Weigel
Name: Marty Weigel
Title: Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

