Form 10-Q
period 2014-09-30
Kaeland Resources Corp
filed 2014-11-12
CIK 1560021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at October 31, 2014 was 30,000,000.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KAELAND RESOURCES CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS

Current Assets
Cash	$18,442	$21,884

Total assets	$18,442	$21,884

LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' Equity
Preferred stock: 5,000,000 shares authorized ($0.001 par value) none issued and outstanding	–	–
Common stock, $0.001 par value, 70,000,000 shares authorized and 30,000,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	30,000	30,000
Subscriptions receivable	–	(3,333)
Accumulated deficit	(11,558)	(4,783)

Total stockholders' equity	18,442	21,884

Total liabilities and stockholders' equity	$18,442	$21,884

The accompanying notes are an integral part of these condensed financial statements.

KAELAND RESOURCES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Net revenue	$–	$–	$–	$–

Expenses
General and administrative	1,559	1,894	6,775	1,958

Net loss	$(1,559)	$(1,894)	$(6,775)	$(1,958)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of these condensed financial statements.

KAELAND RESOURCES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2014	2013
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net loss	$(6,775)	$(1,958)
Adjustments to reconcile net loss to cash used in operating activities:
Change in accounts payable	–	(150)

Net cash used in operating activities	$(6,775)	$(2,108)

Cash Flows from Financing Activities

Proceeds from issuance of common stock	3,333	6,667

Net cash provided by financing activities	3,333	6,667

Net change in cash and cash equivalents	(3,442)	4,559

Cash and cash equivalents at beginning of period	21,884	18,820

Cash and cash equivalents at end of period	$18,442	$23,379

Supplemental Information and non cash transactions

Cash paid for interest	$–	$–

Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these condensed financial statements.

KAELAND RESOURCES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

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

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. The Company did not have any cash equivalents at September 30, 2014 and December 31, 2013.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.  The objective of this update is to 1) remove inconsistencies and weaknesses in revenue requirements, 2) provide a robust framework for addressing revenue recognition issues, 3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets 4) provide more useful information to users of financial statements through improved disclosure requirements, and 5) simplify the preparation of financial statements. This update is effective in annual reporting periods beginning after December 15, 2016 and the interim periods within that year.  The Company will be evaluating the impact of this update as it pertains to the Company’s financial statements and other required disclosures on an on-going basis, currently contingent upon the successful completion of a plan of merger or other commencement of principal revenue generating activities, until its eventual adoption and implementation.

There have been no recently issued accounting pronouncements through the date of this report that the Company believes will have a material impact on the financial position, results of operations, or cash flows.

2. Going Concern

The Company has no revenues or profits since its inception on September 24, 2012. As of September 30, 2014, the Company has an accumulated deficit of $11,558. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the results of operations and financial condition of the Company as of and for the three and nine months ended September 30, 2014, as well as our future results. It should be read in conjunction with the condensed financial statements and accompanying notes also included in this 10-Q and our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2013.

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

Results of Operations

During the three and nine months ended September 30, 2014 we incurred total operating expenses of $1,559 and $6,775, respectively, primarily consisting of fees incurred for the audit of our financial statements for the fiscal year ended December 31, 2013 and the review of the subsequent interim periods. We incurred $1,958 in administrative fees during the nine months ended September 30, 2013. We expect our operating expenses to remain at their current levels on a period to period basis over the next twelve months unless we are successful at entering into a strategic business combination.

Liquidity and Capital Resources

During the nine months ended September 30, 2014 the Company used cash in operations for the audit of its financial statements for the year ended December 31, 2013.

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

Off- Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

A. Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer (who also serves as our Principal Accounting Officer), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective.

B. Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15 occurred during the fiscal quarter ended September 30, 2014, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

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

KAELAND RESOURCES CORPORATION
(Registrant)

Date: November 10, 2014	By:	/s/ Marty Weigel
Name: Marty Weigel
Title: Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

