Form 10-K
period 2014-12-31
Kaeland Resources Corp
filed 2015-04-15
CIK 1560021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO________________.

KAELAND RESOURCES CORPORATION

(Name of small business issuer in its charter)

NEVADA	46-1009839
(State of or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

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

☒ Yes        ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014, based on the closing price of $nil is $nil

Number of shares outstanding of the registrant’s common stock, $0.001 par value, outstanding on April 15, 2015: 30,000,000.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes        ☐ No;

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

Since September 24, 2012 (inception) to December 31, 2014, we have incurred an accumulated deficit of $30,000.  We expect that we will incur losses at least until we complete a business combination and perhaps after such a combination as well. There is a risk that we will never become profitable.

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

We are a shell company, and our future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

We were incorporated in September 2012 and are considered to be a shell company. The nature of our operations is highly speculative, and there is a consequent risk of loss of any investment in the Company. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we may not be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information.

The Common Stock is not trading on any stock exchange. There is no established public trading market for the Company’s common stock. Further, there has been no market activity since inception through December 31, 2014 and through the date of this report.

(b) Holders.

As of April 15, 2015, there were 3 record holders of an aggregate of 30,000,000 shares of the Common Stock issued and outstanding.

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

Results of Operations

Net Revenue

We do not have operations and have not generated any revenue since inception in September 2012. We do not expect to generate revenue until the consummation of a business combination with an operating company, if any.

Operating Expenses

For the year ended December 31, 2014 we incurred total operating expenses of $21,724, consisting of $19,220 in professional fees and $2,504 of other general and administrative costs. During the comparable period ended December 31, 2013 we incurred total operating expenses of $3,453, consisting of $1,500 in professional fees and $1,953 in other general and administrative costs. The increases are due to increases in auditing costs, the costs required to maintain our regulatory compliance, and a non-recurring consulting fee for business opportunity exposure.

Liquidity and Capital Resources

We incurred net losses of $21,724 and $3,453 and had negative cash flows from operations of $21,724 and $ 3,603, respectively, for the years ended December 31, 2014 and 2013. We expect to incur losses at their current levels until we consummate a business combination, if any.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of our Principal Executive Officer (who is also our Principal Financial Officer), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer (who is also our Principal Financial Officer), to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer (who is also our Principal Financial Officer) concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

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

Management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (1992) in conjunction with Securities and Exchange Commission Release No. 33-8820 entitled "Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission". We believe that internal control over financial reporting is effective as of December 31, 2014.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the year ended December 31, 2014, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)  Identification of Directors and Executive Officers.

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position

Marty Weigel	40	President, Treasurer, Principal Financial Officer, Principal Executive Officer and Director

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 15, 2015, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of Common Stock of the Company.

	Amount and Nature of	Percentage
Name and Address	Beneficial Ownership	of Class

VOD Partners, LLC (1)	30,000,000	100%
74 N. Pecos Road, Suite D
Henderson, Nevada 89074

(1)	Jim Walter Jr. serves as President, Treasurer, Principal Financial Officer, Principal Executive Officer and a director of the Company and has voting control of all the currently outstanding stock.

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

The following table presents fees for professional services rendered by our auditors for the calendar years 2014 and 2013:

Services Performed	2014	2013
Audit Fees	$5,760	$4,160
Audit-Related Fees	$–	$–
Tax Fees	$–	$–
All Other Fees	$–	$–
Total Fees	$–	$–

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

Date: April 15, 2015	KAELAND RESOURCES CORPORATION

	By:	/s/ Marty Weigel
Marty Weigel
President, Treasurer and Director
Principal Executive Officer
Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Kaeland Resources Corporation

We have audited the accompanying balance sheets of Kaeland Resources Corporation as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kaeland Resources Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As indicated in Note 5, the Company has had no revenues and an accumulated deficit of $30,000 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5, which includes the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, California

April 15, 2015

KAELAND RESOURCES CORPORATION

BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS

Current Assets
Cash	$–	$21,884
Total assets	$–	$21,884

STOCKHOLDERS' EQUITY

Stockholders' Equity
Preferred stock: 5,000,000 shares authorized ($0.001 par value) none issued and outstanding	–	–
Common stock, $0.001 par value, 70,000,000 shares authorized and 30,000,000 shares issued and outstanding at December 31, 2014 and December 31, 2013	$30,000	$30,000
Subscriptions receivable	–	(3,333)
Accumulated deficit	(30,000)	(4,783)

Total stockholders' equity	–	21,884

Total liabilities and stockholders' equity	$–	$21,884

The accompanying notes are an integral part of these financial statements.

F-2

KAELAND RESOURCE CORPORATION

STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2014	2013

Net revenue	$–	$–

Expenses
Professional fees	19,220	1,500
General and administrative	2,504	1,953
Total liabilities
Net loss	$(21,724)	$(3,453)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	30,000,000	30,000,000

The accompanying notes are an integral part of these financial statements

KAELAND RESOURCES CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

					Total
	Common Stock		Subscriptions	Accumulated	Stockholders'
	Number	Amount	Receivable	Deficit	Equity

Balance January 1, 2013	30,000,000	$30,000	$(10,000)	$(1,330)	$18,670

Subscription received	–	–	6,667	–	6,667
Net loss	–	–	–	(3,453)	(3,453)
Balance December 31, 2013	30,000,000	$30,000	$(3,333)	$(4,783)	$21,884

Subscription received	–	–	3,333	–	3,333
Cash distribution	–	–	–	(3,493)	(3,493)
Net loss	–	–	–	(21,724)	(21,724)
Balance December 31, 2014	30,000,000	$30,000	$–	$(30,000)	$–

The accompanying notes are an integral part of these financial statements.

KAELAND RESOURCES CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013
Operating Activities
Net loss	$(21,724)	$(3,453)
Adjustments to reconcile net loss to cash used in operating activities:
Decrease in accounts payable	–	(150)
Net cash used in operating activities	(21,724)	(3,603)
Financing Activities
Proceeds from issuance of common stock	3,333	6,667
Distribution to owners	(3,493)	–
Net cash provided by (used in) financing activities	(160)	6,667

Net (decrease) increase in cash	(21,884)	3,064

Cash at beginning of period	21,884	18,820
Cash at end of period	$–	$21,884

Supplemental Information and non-cash transactions

Cash paid for interest	$–	$–

Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

KAELAND REOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2014 AND 2013

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

Recent Accounting Pronouncements

In August, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), which now requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, additional disclosures are required. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. These requirements were previously included within auditing standards and federal securities law, but are now included within U.S. GAAP. We have evaluated our disclosures regarding our ability to continue as a going concern and concluded that we are in compliance with the disclosure requirements.

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. We adopted ASU No. 2014-10 effective as April 1, 2014. As a result we have revised our consolidated statements of operations and cash flows to exclude reporting for the period from date of inception through December 31, 2014.

KAELAND REOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2014 AND 2013

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

On December 24, 2014, VOD Partners, LLC entered into a stock purchase agreement with Marty Weigel, Lance McKinlay and Scott Reams (the “Selling Shareholders”), previously holders of the entire outstanding capital stock of Kaeland Resources Corporation, a Nevada corporation (the “Company”). The Buyers purchased an aggregate of 30 million shares (the “Shares”) of common stock of the Company for an aggregate purchase price of $125,000.  As a result of this transaction, a change in control occurred with respect to the Company’s capital stock ownership.  The Company was not a party to the purchase agreement.

As of December 31, 2014, there were 30,000,000 common shares were issued and outstanding and there is no preferred stock issued and outstanding.

Note 4 – Income Tax

As of December 31, 2014 the Company had net operating loss carry forwards of $30,000 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Additionally, in December 2014 the Company underwent a change in control that will likely severely limit the use of the net operating loss carryforward to offset any potential future taxable income.

As a result of the implementation of certain provisions of ASC 740 the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered to be a material uncertainty. Therefore, there was no provision for uncertain tax positions since the Company’s inception in September 2012 through December 31, 2014. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.

KAELAND REOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2014 AND 2013

Note 5 – Going Concern

The Company has had no revenues or net income since its inception on September 24, 2012. As of December 31, 2014, the Company has an accumulated deficit of $30,000. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

