Form 10-Q
period 2015-05-07
Kaeland Resources Corp
filed 2015-05-12
CIK 1560021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

 The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at May 12, 2015 was 30,000,000

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

The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.  Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and the following: current global economic and capital market uncertainties; potential dilution to our stockholders from our recapitalization and balance sheet restructuring activities; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays, business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to list our securities on any securities exchange or market; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KAELAND RESOURCES CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS

Current Assets
Cash	$–	$–

Total assets	$–	$–

LIABILITIES

Related party accounts payable	$119	$–

STOCKHOLDERS' EQUITY (DEFICIT)

Stockholders' Equity (Deficit)
Preferred stock: 5,000,000 shares authorized ($0.001 par value) none issued and outstanding	–	–
Common stock, $0.001 par value, 70,000,000 shares authorized and 30,000,000 shares issued and outstanding	30,000	30,000
Accumulated deficit	(30,119)	(30,000)

Total stockholders' equity (deficit)	(119)	–

Total liabilities and stockholders' equity (deficit)	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

4

KAELAND RESOURCES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,	March 31,
	2015	2014
	(unaudited)	(unaudited)

Net revenue	$–	$–

Expenses
Professional fees	–	2,600
General and administrative	119	–

Net loss	$(119)	$(2,600)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding- basic and diluted	30,000,000	30,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

KAELAND RESOURCES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,	March 31,
	2015	2014
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net loss	$(119)	$(2,600)
Adjustments to reconcile net loss to cash used in operating activities:
Change in related party accounts payable	119	–

Net cash used in operating activities	$–	$(2,600)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	–	3,333

Net cash provided by financing activities	–	3,333

Net increase in cash	–	733

Cash at beginning of period	–	21,884

Cash at end of period	$–	$22,617

Supplemental Information and non cash transactions

Cash paid for interest	$–	$–

Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

KAELAND RESOURCES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

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

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. The Company did not have any cash or cash equivalents at March 31, 2015 and December 31, 2014.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements – Going Concern. In connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).

Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable).

Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued).

When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management's plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management's plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a. Principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans)

b. Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations

c. Management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management's plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a. Principal conditions or events that raise substantial doubt about the entity's ability to continue as a going concern

b. Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations

c. Management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

We do not expect the effective implementation of this ASU, beginning in fiscal 2017, to materially impact future disclosures.

In February 2015 the FASB issued ASU No. 2015-02, Consolidation. Under current GAAP we may be required to consolidate another legal entity in situations in which our contractual rights do not give us the ability to act primarily on our own behalf, we do not hold a majority of the legal entity's voting rights, or we are not exposed to a majority of the legal entity's economic benefits or obligations. The Standards Update amends the GAAP to require that all legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

1. Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities

2. Eliminate the presumption that a general partner should consolidate a limited partnership

3. Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships

4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

We do not believe this updated consolidation guidance will have a material impact on our future financial position, results of operations, or cash flows, at least until we enter a business combination agreement, if any.

In April 2015 the FASB issued ASU No. 2015-03, Interest-Imputation of Interest. The Standards Update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We do not believe this updated presentation requirement will have a material impact on our future financial position, results of operations, or cash flows.

There have been no other recently issued accounting pronouncements through the date of this report that the Company believes will have a material impact on the financial position, results of operations, or cash flows.

2. Going Concern

The Company has no revenues or profits since its inception on September 24, 2012. As of March 31, 2015, the Company has an accumulated deficit of $30,119. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the results of operations and financial condition of the Company as of and for the three months ended March 31, 2015, as well as our future results. It should be read in conjunction with the condensed financial statements and accompanying notes also included in this 10-Q and our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2014.

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

Results of Operations

During the three months ended March 31, 2015 we incurred total operating expenses of $119 for the filing of a Current Report on Form 8-K as compared to $2,600 in the prior comparable period paid to the Company’s auditor for the audit of our financial statements for the fiscal year ended December 31, 2013. We did not incur any audit fees during the quarter ended March 31, 2015. We expect our operating expenses to remain at their current levels on a period to period basis over the next twelve months unless we are successful at entering into a strategic business combination.

Liquidity and Capital Resources

As of March 31, 2015 the Company did not have any cash. We expect to meet our on-going obligations at their current levels, as necessary, through funding arrangements with our current stockholders, however, there are no guarantees these related parties will continue to make advances, nor is there any contractual obligation for them to do so.

Critical Accounting Policies And Estimates

There have not been any material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off- Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer (who also serves as our Principal Accounting Officer), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective.

B.  Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15 occurred during the fiscal quarter ended March 31, 2015, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

On May 12, 2015 Marty Weigel resigned as our Principal Executive and Accounting Officer, and Director. Mr. Weigel did not have any disagreements with the Company as to its accounting policies and their application or for any other adverse reason. Immediately prior to his resignation, Mr. Weigel appointed Mr. Jerry Braatz Jr. to serve as the Company’s Principal Executive and Accounting Officer, and Director.

Jerry Braatz Jr., Age 41

Mr. Braatz, Jr. is an executive, investor and business consultant. Mr. Braatz, Jr. graduated from Shippenburg University in 1996 with a degree in marketing. Upon earning his degree, Mr. Braatz, Jr. entered the insurance industry earning many sales awards and eventually owned and operated his own agency, which he sold in 2011. Mr. Braatz, Jr. is also involved in business consulting helping many businesses achieve their goals both inside and outside the US. He is a partner in a beachfront development in the Caribbean helping the project with organizational management, fund raising and business development. He has also been heavily involved in the development of micro-cap companies in the energy sector and entertainment industry.

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

KAELAND RESOURCES CORPORATION
(Registrant)

Date: May 12, 2015	By:	/s/ Jerry Braatz Jr.
Name: Jerry Braatz Jr.
Title: Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2014, furnished in XBRL (eXtensible Business Reporting Language)).

