Form 10-Q
period 2015-06-30
Kaeland Resources Corp
filed 2015-08-19
CIK 1560021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

 The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at August 18, 2015 was 30,000,000

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.	4
CONDENSED BALANCE SHEETS (UNAUDITED)	4
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)	5
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)	6
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Item 3. Quantitative and Qualitative Disclosures About Market Risk	12
Item 4. Controls and Procedures.	12
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	12
Item 3. Defaults Upon Senior Securities.	12
Item 4. Mine Safety Disclosures.
Item 5. Other Information.	13
Item 6. Exhibits.	13
Signatures	13
Exhibit Index

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KAELAND RESOURCES CORPORATION

CONDENSED BALANCE SHEETS

ASSETS
	June 30, 2015	December 31, 2014
	(unaudited)
Current Assets
Cash	$–	$–

Total assets	$–	$–

LIABILITIES

Related party accounts payable	$7,694	$–

STOCKHOLDERS' EQUITY (DEFICIT)

Stockholders' Equity (Deficit)
Preferred stock: 5,000,000 shares authorized ($0.001 par value) none issued and outstanding	–	–
Common stock, $0.001 par value, 70,000,000 shares authorized and 30,000,000 shares issued and outstanding	30,000	30,000
Accumulated deficit	(37,694)	(30,000)

Total stockholders' equity (deficit)	(7,694)	–

Total liabilities and stockholders' equity (deficit)	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

KAELAND RESOURCES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	For the Six Months Ended		For the Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenue	$–	$–	$–	$–

Expenses
Professional fees	6,238	3,640	6,238	1,040
General and administrative	1,456	1,576	1,337	1,576

Net loss	$(7,694)	$(5,216)	$(7,575)	$(2,616)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding- basic and diluted	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

KAELAND RESOURCES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,	June 30,
	2015	2014
	(unaudited)	(unaudited)
Cash Flows From Operating Activities

Net loss	$(7,694)	$(5,216)
Adjustments to reconcile net loss to cash used in operating activities:
Change in related party accounts payable	7,694	568

Net cash used in operating activities	$–	$(4,648)

Cash Flows from Financing Activities

Proceeds from issuance of common stock	–	3,333

Net cash provided by financing activities	–	3,333

Net increase in cash	–	(1,315)

Cash at beginning of period	–	21,884

Cash at end of period	$–	$20,569

Supplemental Information and non cash transactions

Cash paid for interest	$–	$–

Cash paid for income taxes	$–	$–

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

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. The Company did not have any cash or cash equivalents at June 30, 2015 and December 31, 2014.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These reclassifications did not result in any changes to the previously presented financial position, results of operations, or cash flows.

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements do not include transaction costs.  A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The carrying amounts of related party accounts payable approximate their fair value due to their short-term nature.

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

2. Going Concern

The Company has no revenues or profits since its inception on September 24, 2012. As of June 30, 2015, the Company had an accumulated deficit of $37,694. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

3. Related Party Transactions

During the six months ended June 30, 2015 all of the Company’s obligations were paid by a significant shareholder. As of June 30, 2015 the Company owed a significant shareholder $7,694.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the results of operations and financial condition of the Company as of and for the three and six months ended June 30, 2015, as well as our future results. It should be read in conjunction with the condensed financial statements and accompanying notes also included in this 10-Q and our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2014.

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

Results of Operations

During the three and six months ended June 30, 2015, we incurred professional fees totaling $6,238 related to the preparation (inclusive of our annual audit and interim quarterly review) of our annual and quarterly reports for the year ended December 31, 2014 and the quarter ended March 31, 2015. This represents an increase of approximately 500% and 71% for the three and six months ended June 30, 2015, respectively. The majority of the change in professional fees during the three month period related to the timing of the incurrence of audit fees between the first and second quarters.

We incurred total general and administrative expenses of $1,337 and $1,456 for the three and six months ended June 30, 2015, respectively. These fees were materially consistent with the three and six months ended June 30, 2014 and consist of fees paid to file our periodic reports as required by the Exchange Act of 1934.

We expect our operating expenses to remain at their current levels on a period to period basis over the next twelve months unless we are successful at entering into a strategic business combination.

Liquidity and Capital Resources

As of June 30, 2015 the Company did not have any cash. We expect to meet our on-going obligations at their current levels, as necessary, through funding arrangements with our current stockholders, however, there are no guarantees these related parties will continue to make advances, nor is there any contractual obligation for them to do so.

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

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer (who also serves as our Principal Accounting Officer), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective.

B.  Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15 occurred during the fiscal quarter ended June 30, 2015, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 6. Exhibits.

(a)     The following documents are filed as part of this Report:

(2) Exhibits filed as part of this Report:

Exhibit Number	Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instances Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAELAND RESOURCES CORPORATION
(Registrant)

Date: August 19, 2015	By:	/s/ Jerry Braatz Jr.
Name: Jerry Braatz Jr.
Title: Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instances Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

