Form 10-K
period 2015-12-31
Kaeland Resources Corp
filed 2016-04-14
CIK 1560021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO________________.

KAELAND RESOURCES CORPORATION

(Name of small business issuer in its charter)

NEVADA	46-1009839
(State of or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

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

Yes          ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes          ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes           No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 if Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files)

☒ Yes           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. √

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting Company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).

☒ Yes          No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015, based on the closing price of $nil is $nil

Number of shares outstanding of the registrant’s common stock, $0.001 par value, outstanding on April 14, 2016: 30,000,000.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐Yes ☐ No;

Documents Incorporated by Reference: NONE

i

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

The analysis of new business opportunities will be undertaken by or under the supervision of Jerry Braatz Jr., our President, Treasurer, Principal Financial Officer, Principal Executive Officer and Director. Mr. Braatz’s experience in identifying and conducting reverse mergers and other transactions has been gained through his involvement in developing other micro-cap companies in both the energy and entertainment sector. The Company believes the contacts obtained along with the experience is significantly beneficial in identifying potential acquisition targets.

The Company has limited financial resources with which to pursue its stated objectives. In addition, Mr. Braatz Jr. has only a limited amount of time to devote to seeking a target company with which to complete a transaction. These financial and time limitations may adversely impact the Company’s ability to identify a suitable acquisition candidate.

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

Since September 24, 2012 (inception) to December 31, 2015, we have incurred an accumulated deficit of approximately $45,000. We expect that we will incur losses at least until we complete a business combination and perhaps after such a combination as well. There is a risk that we will never become profitable.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information.

The Common Stock is not trading on any stock exchange. There is no established public trading market for the Company’s common stock. Further, there has been no market activity since inception through December 31, 2015 and through the date of this report.

(b) Holders.

As of April 14, 2016, there was 1 record holder of an aggregate 30,000,000 shares of the Common Stock issued and outstanding.

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

Operating Expenses

For the year ended December 31, 2015 we incurred total operating expenses of $14,485 consisting of professional fees of $11,113 and $3,372 of other general and administrative costs. The approximate 33% decrease in total operating expenses from the same period ended December 31, 2014, totaling $21,724, is primarily the result of a non-recurring consulting fee in 2014, partially off-set by increases in professional fees. The Company expects these costs to remain flat until the completion of a business combination, if any.

Liquidity and Capital Resources

We incurred net losses of $14,485 and $21,724 for the years ended December 31, 2015 and 2014, respectively, and had no cash flows from operations during the year ended December 31, 2015 and negative cash flows from operations of $21,724 for the year ended December 31, 2014. We expect to incur losses at their current levels until we consummate a business combination, if any.

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

*Page F-1 follows page 16 to this Annual Report on Form 10-K.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between the Registrant and its accountants on any matter of accounting principles, practices or financial statement disclosure.

On October 8, 2015, we dismissed Anton& Chia, LLP (“Anton & Chia”) as our registered independent public accountants. The decision to dismiss Anton & Chia was approved by our sole Director.

During the Company's two most recent fiscal years or any subsequent interim period preceding the dismissal of Anton & Chia there were no disagreements with Anton & Chia on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Anton& Chia, would have caused it to make reference to the subject matter of the disagreements in connection with their reports on the Company’s financial statements for such years. Anton & Chia’s audit reports on the financial statements for the years ended December 31, 2014 and 2013 did not provide an adverse opinion or disclaimer of opinion to our financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles, except that the reports contained explanatory paragraphs in which they indicated conditions existed that raised substantial doubt about our ability to continue as a going concern. Further there were no other reportable events, as contemplated by Item 304(a)(1)(v) of Regulation S-K, during the two most recent fiscal years and the interim period up to the date of dismissal.

On October 8, 2015 our sole Director approved and authorized the engagement of Michael Gillespie & Associates, PLLC (“Gillespie”).

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of our Principal Executive Officer (who is also our Principal Financial Officer), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer (who is also our Principal Financial Officer), to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer (who is also our Principal Financial Officer) concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective.

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

Management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (1992) in conjunction with Securities and Exchange Commission Release No. 33-8820 entitled "Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission". We believe that internal control over financial reporting is effective as of December 31, 2014.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the year ended December 31, 2015, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)  Identification of Directors and Executive Officers.

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position

Jerry Braatz Jr.	41	President, Treasurer, Principal Financial Officer, Principal Executive Officer and Director

Marty Weigel	41	President, Treasurer, Principal Financial Officer, Principal Executive Officer and Director

Jerry Braatz Jr. Mr. Braatz was appointed to his position on May 12, 2015 and is an executive, investor and business consultant. Mr. Braatz, Jr. graduated from Shippenburg University in 1996 with a degree in marketing. Upon earning his degree, Mr. Braatz, Jr. entered the insurance industry earning many sales awards and eventually owned and operated his own agency, which he sold in 2011. Mr. Braatz, Jr. is also involved in business consulting helping many businesses achieve their goals both inside and outside the US. He is a partner in a beachfront development in the Caribbean helping the project with organizational management, fund raising and business development. He has also been heavily involved in the development of micro-cap companies in the energy sector and entertainment industry.

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

Mr. Weigel’s experience in identifying and conducting reverse mergers and other transactions has been gained principally through his involvement as an independent auditor and consultant to a wide array of companies entering into similar transactions. Mr. Weigel served as a director of Shang Hide Consultants, Ltd. from May 5, 2010 to December 27, 2011. The Company believes the contacts obtained along with the experience in analyzing and accounting for these transactions is significantly beneficial. Mr. Weigel resigned all positions with the Company on May 12, 2015.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 14, 2016, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of Common Stock of the Company.

	Amount and Nature of	Percentage
Name and Address	Beneficial Ownership	of Class

VOD Partners, LLC (1)	30,000,000	100%
74 N. Pecos Road, Suite D
Henderson, Nevada 89074

(1)	Jerry Braatz Jr. serves as President, Treasurer, Principal Financial Officer, Principal Executive Officer and a director of the Company and has voting control of all the currently outstanding stock.

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

The following table presents fees for professional services rendered by our auditors for the calendar years 2015 and 2014:

Services Performed		2015		2014
Audit Fees		$8,113		$5,760
Audit-Related Fees	$		$
Tax Fees	$		$
All Other Fees	$		$
Total Fees	$		$

Item 15. Financial Statements and Exhibits.

(a) Financial Statements.

The financial statements included in this Annual Report on Form 10-K are listed in Item 8 and commence following page 16.

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

Date: April 14, 2016	KAELAND RESOURCES CORPORATION

	By:	/s/ Jerry Braatz Jr.
Jerry Braatz Jr.
President, Treasurer and Director
Principal Executive Officer
Principal Financial Officer

GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Kaeland Resources Corporation

We have audited the accompanying balance sheet of Kaeland Resources Corporation as of December 31, 2015 and the related statements of operations, stockholders’ deficit and cash flows for the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Kaeland Resources Corporation as of December 31, 2014 were audited by other auditors whose report dated April 15, 2015, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, subject to the condition noted in the following paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Kaeland Resources Corporation for the year ended December 31, 2015 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

April 13, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Kaeland Resources Corporation

We have audited the accompanying balance sheet of Kaeland Resources Corporation as of December 31, 2014, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kaeland Resources Corporation as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia LLP

Anton & Chia LLP

Newport Beach, California

April 15, 2015

KAELAND RESOURCES CORPORATION

BALANCE SHEETS

ASSETS
	December 31, 2015	December 31, 2014
Current Assets
Cash	$–	$–
Total Assets	$–	$–

LIABILITIES

Related party accounts payable	$14,485	$–

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 5,000,000 shares authorized ($0.001 par value) none issued and outstanding	–	–
Common stock, $0.001 par value, 70,000,000 shares authorized and 30,000,000 shares issued and outstanding at December 31, 2015 and December 31, 2014	30,000	30,000
Accumulated deficit	(44,485)	(30,000)

Total stockholders' equity (deficit)	(14,485)	–

Total liabilities and stockholders' equity (deficit)	$–	$–

The accompanying notes are an integral part of these financial statements

F-3

KAELAND RESOURCE CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2015	Year Ended December 31, 2014
Net revenue	$–	$–

Expenses
Professional fees	11,113	19,220
General and administrative	3,372	2,504

Net loss	$(14,485)	$(21,724)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding- basic and diluted	30,000,000	30,000,000

The accompanying notes are an integral part of these financial statements

KAELAND RESOURCES CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Subscriptions	Accumulated	Total Stockholders’
	Number	Amount	Receivable	Deficit	Equity

Balance December 31, 2013	30,000,000	$30,000	$(3,333)	$(4,783)	$21,884

Subscription received			3,333		3,333

Founder capital return				(3,493)	(3,493)

Net loss				(21,724)	(21,724)

Balance December 31, 2014	30,000,000	$30,000	$–	$(30,000)	$–

Net loss				(14,485)	(14,485)

Balance December 31, 2015	30,000,000	$30,000	$–	$(44,485)	$(14,485)

The accompanying notes are an integral part of these financial statements

KAELAND RESOURCES CORPORATION

STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2015	2014
Operating Activities
Net loss	$(14,485)	$(21,724)
Adjustments to reconcile net loss to cash used in operating activities:
Increase in related party accounts payable	14,485	–

Net cash used in operating activities	$–	$(21,724)

Financing Activities

Proceeds from issuance of common stock	–	3,333
Distribution to owners	–	(3,493)
Net cash provided by financing activities	–	(160)

Net increase in cash	–	(21,884)

Cash at beginning of period	–	21,884

Cash at end of period	$–	$–

Supplemental Information and non cash transactions

Cash paid for interest	$–	$–

Cash paid for income taxes	$–	$–

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

Cash and Cash Equivalents

The Company maintains its cash at a federally insured financial institution. Cash equivalents with maturity dates less than 90 days from the date of origination are considered to be cash equivalents for all financial reporting purposes. The Company had no cash or cash equivalents at December 31, 2015 and 2014.

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

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent amounts in a classified statement of financial position. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent in a statement of financial position. This standard is effective financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The Company is evaluating the timing of its adoption of this ASU. The Company elected early application of this ASU, which did not have a material impact on the financial statements.

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

As of December 31, 2015, there were 30,000,000 common shares were issued and outstanding and there is no preferred stock issued and outstanding.

Note 4 – Income Tax

As of December 31, 2015 and 2014 the Company had net operating loss carry forwards of $44,485 and $30,000, respectively, that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Additionally, in December 2014 the Company underwent a change in control that will likely severely limit the use of the net operating loss carryforward to offset any potential future taxable income.

As a result of the implementation of certain provisions of ASC 740 the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered to be a material uncertainty. Therefore, there was no provision for uncertain tax positions since the Company’s inception in September 2012 through December 31, 2015. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.

Note 5 - Going Concern

The Company has had no revenues or net income since its inception on September 24, 2012. As of December 31, 2015, the Company has an accumulated deficit of $44,485. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

