Form 10-Q
period 2016-03-31
Kaeland Resources Corp
filed 2016-05-16
CIK 1560021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at May 16, 2016 was 30,000,000

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KAELAND RESOURCES CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets
Cash	$–	$–

Total assets	$–	$–

LIABILITIES

Related party accounts payable	$14,485	$14,485
Accounts payable	3,800	–

Total liabilities	18,285	14,485

STOCKHOLDERS' EQUITY

Stockholders' Equity
Preferred stock: 5,000,000 shares authorized ($0.001 par value) none issued and outstanding	–	–
Common stock, $0.001 par value, 70,000,000 shares authorized and 30,000,000 shares issued and outstanding	30,000	30,000
Accumulated deficit	(48,285)	(44,485)

Total stockholders' equity	(18,285)	(14,485)

Total liabilities and stockholders' equity	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

3

KAELAND RESOURCES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,	March 31,
	2016	2015
	(unaudited)	(unaudited)

Net revenue	$–	$–

Expenses
Professional fees	–	119
General and administrative	3,800	–

Net loss	$(3,800)	$(119)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding- basic and diluted	30,000,000	30,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

KAELAND RESOURCES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,	March 31,
	2016	2015
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net loss	$(3,800)	$(119)
Adjustments to reconcile net loss to cash used in operating activities:
Change in accounts payable	$3,800	–
Change in related party accounts payable	–	119

Net cash used in operating activities	$–	$–

Cash at beginning of period	–	–

Cash at end of period	$–	$–

Supplemental Information and non cash transactions

Cash paid for interest	$–	$–

Cash paid for income taxes	$–	$–

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

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. The Company did not have any cash or cash equivalents at March 31, 2016 and December 31, 2015.

2. Going Concern

The Company has no revenues or profits since its inception on September 24, 2012. As of March 31, 2016, the Company has an accumulated deficit of $48,285. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the results of operations and financial condition of the Company as of and for the three months ended March 31, 2016, as well as our future results. It should be read in conjunction with the condensed financial statements and accompanying notes also included in this 10-Q and our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2015.

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

Results of Operations

During the three months ended March 31, 2016 we incurred total operating expenses of $3,800 for the preparation and review of our annual report for the year ended December 31, 2015 as compared to only incurring the costs of filing a Current Report on Form 8-K in the prior comparable period. We did not incur any audit fees during the quarter ended March 31, 2015. We expect our operating expenses to remain at their current levels on a period to period basis over the next twelve months unless we are successful at entering into a strategic business combination.

Liquidity and Capital Resources

As of March 31, 2016 the Company did not have any cash. We expect to meet our on-going obligations at their current levels, as necessary, through funding arrangements with our current stockholders, however, there are no guarantees these related parties will continue to make advances, nor is there any contractual obligation for them to do so.

Critical Accounting Policies And Estimates

There have not been any material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off- Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

A.  Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer (who also serves as our Principal Accounting Officer), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective.

B.  Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15 occurred during the fiscal quarter ended March 31, 2016, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None

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

KAELAND RESOURCES CORPORATION
(Registrant)

Date: May 16, 2016	By:	/s/ Jerry Braatz Jr.
Name: Jerry Braatz Jr.
Title: Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2014, furnished in XBRL (eXtensible Business Reporting Language)).

